Form 10QSB
period 2007-06-30
LEGENDS BUSINESS GROUP INC
filed 2007-08-03
CIK 1382430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-140666

LEGENDS BUSINESS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4465282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1375 Semoran Boulevard
Casselberry, Florida 32707
(Address of principal executive offices)

407-263-4029
(Issuer’s telephone number)

Copies of Communications to:
Law Office of Barbara A. Moran
1015 North Semoran Boulevard
#105-465
Casselberry, Florida 32707
407-263-4026

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2007, was 77,615,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LEGENDS BUSINESS GROUP, INC.
TABLE OF CONTENTS

ITEM 1 - FINANCIAL INFORMATION

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
JUNE 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$524
Total current assets	524

Equipment, net of accumulated depreciation	7,039

Total Assets	$7,563
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from shareholder	$2,671
Total current liabilities	2,671

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000
shares; 77,615,000 issued and outstanding
as of December, 2006	77,615

Additional paid-in capital	7,683,885

Accumulated deficit during development stage	(7,756,608)
Total stockholders' equity	4,892
Total liabilities and stockholders' equity	$7,563

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

				For the Period	For the Period
			Six Months	March 2, 2006	March 2, 2006
	Three Months Ended		Ended	(Inception) to	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007

Revenue from related party	$6,000	$4,000	$12,000	$4,000	$28,000

Expenses:
General and administrative	5,665	3,250,000	14,519	7,750,089	7,771,173
Subcontractor	-	-	-	-	3,000
Depreciation	687	687	1,374	687	3,435
Consulting fee - officer	-	-	-	-	7,000

Total expenses	6,352	3,250,687	15,893	7,750,776	7,784,608
Net loss	$(352)	$(3,246,687)	$(3,893)	$(7,746,776)	$(7,756,608)

Weighted average number of common
shares outstanding, basic and fully diluted	77,615,000	61,164,231	77,615,000	61,164,231	73,519,233

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.05)	$(0.00)	$(0.13)	$(0.11)

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

		For the Period	For the Period
	Six Months	March 2, 2006	March 2, 2006
	Ended	(Inception) to	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007

CASH FLOWS FROM OPERATIONS
Net loss	$(3,893)	$(7,746,776)	$(7,756,608)

Adjustments to reconcile net loss to net cash
Depreciation	1,374	687	3,435
Stock based compensation	-	7,750,000	7,750,000

NET CASH USED FOR OPERATING ACTIVITIES	(2,519)	3,911	(3,173)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(10,474)	(10,474)
Proceeds from sale of equipment	-		-
NET CASH USED IN INVESTING ACTIVITIES	-	(10,474)	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	11,500	11,500
Proceeds from shareholder loan	1,671	1,000	2,671
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,671	12,500	14,171

Net increase in cash	(848)	5,937	524
Cash, beginning of period	1,372	-	-

Cash, end of period	$524	$5,937	$524

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Issuance of 32,500,000 shares of common stock for
consulting services	$3,250,000	$3,250,000	$3,250,000

Issuance of 45,000,000 shares of common stock for
compensation to founding shareholder	$4,500,000	$4,500,000	$4,500,000

LEGENDS BUSINESS GROUP, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

Note 1 - Organization and summary of significant accounting principles

Interim Reporting

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information necessary for a comprehensive presentation of financial position and results of operations; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

For further information, refer to the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Form SB-2 filed with the SEC on February 13, 2007, as amended June 25, 2007.

Organization

The company was organized March 2, 2006 (Date of Inception) under the laws of the State of Nevada. The company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), the company is considered a development stage company.

The company will provide consulting services to companies that may offer any or all of the following services: provide ISP (internet service provider), long distance provider, VOIP (Voice Over Internet Protocol) provider, and digital content providers, and such client companies will make their services available to small and medium size companies.  These clients will use an independent billing house to bill their monthly fees directly to their customers’ telephone bill.  The company currently focuses on three stages of consulting with client businesses: billing, customer service and scripting.

Accounting period

The company has adopted an annual accounting period of January through December.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Revenue recognition

The company provides consulting services (marketing, billing and script writing) to companies that perform services to larges telecommunications companies. The company enters into contracts for one year payable monthly. Revenue is recognized as monthly billings are completed.

Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. It is the policy of the company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

Estimated useful lives range as follows:

Years

Furniture and equipment	3 - 5
Computer hardware	3
Vehicles	5

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Earnings per share

The company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Income taxes

The company has adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes because of differences in amounts deductible for tax purposes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a) Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b) Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c) Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d) Clarifies that concentrations of’ credit risk in the form of subordination are not embedded derivatives.

e) Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the company’s financial statements.

In March 2006, The FASB issued SEAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a) Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b) Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c) Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

d) At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e) Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, that SAB 108 may have on the company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the company is currently evaluating the impact, if any, that FASB Interpretation No. 48 may have on it’s results of operations or financial position.

Note 2 - Going concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period ended June 30, 2007. The Company is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s future capital requirements will depend on many factors, including the success of the Company’s consulting and marketing services. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 - Furniture and Equipment

Furniture and equipment consists of the following categories at June 30, 2007:

Computers	$3,000
Software	7,474
10,474
Less accumulated depreciation	3,435
Total	$7,039

Depreciation expense for the six months ended June 30, 2007 totaled $1,374.

Note 4 - Income taxes

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the
federal statutory rate	34%
Effect of operating losses	-34%
0%

Net deferred tax assets consist of the following:

For the six months ended June 30,
2007
Gross deferred tax asset	$127,000
Gross deferred tax liability	-
Valuation allowance	(127,000)

Net deferred tax asset	$-

The company did not pay any income taxes during the six months ended June 30, 2007.

Note 5 - Stockholders’ equity

In March 2006, the Company issued 45,000,000 shares of its $0.001 par value common stock as founder's shares. In connection with the issuance of these 45,000,000 shares, the company recorded compensation expense in the amount of $4,500,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In May 2006, the Company issued 115,000 shares of its $0.001 par value common stock for $11,500 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

In May 2006, the Company issued 32,500,000 shares of its $0.001 par value common stock for consulting services. In connection with the issuance of these 32,500,000 shares, the company recorded compensation expense in the amount of $3,250,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

There have been no other issuances of common stock.

Note 6 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 - Related party transactions

Amounts due to the company’s chief executive officer totaled $2,671 at June 30, 2007. These amounts primarily represent loans to pay company startup expenses.

On March 31, 2006, the Company entered into a two year contract to provide consulting services for K&L International, a company solely owned by our Chairman, CEO, and President. The contract, with a value of approximately $48,000, provides that the Company will receive $2,000 per month, which commenced April 2006. Through April 2007, the Company has received $30,000 under the terms of the consulting contract.

The $28,000 revenue reported for the period March 2, 2006 (inception) to June 30, 3007 represents revenue from consulting services provided based on the above two year contract.

The company is currently occupying space under an oral rental agreement with President and CEO Larry Powalisz, who owns the space and is not charging the Company rent.

Note 8 - Commitments and contingent liabilities

Legal matters - The company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect,” “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to successfully compete in the professional services industry;
•	difficulties developing a new line of business in the professional services industry;
•	failure to identify, develop or profitably manage additional businesses;
•	failure to obtain new customers or retain existing customers;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	inability to obtain capital for future growth;
•	loss of key executives; and
•	general economic and business conditions.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Prospectus and SB-2 filing SEC on February 13, 2007, as amended June 25, 2007, available at our website at www.lbgi.net or at the SEC’s website at www.sec.gov.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

Since the inception of Legends Business Group, Inc. (hereinafter LBGI), we have not been engaged in significant operation, nor have we had significant revenues, as we are a development stage company. Our plan of operation for the next twelve months will be to expand our client base. We intend to market our consulting services to small and medium size businesses that ISP (Internet Service Providers), long distance providers, VOIP (Voice Over Internet Protocol) providers, and digital content providers that rely on the services of third party billing clearinghouses, and to companies that make their sales though direct mailings and though direct website sales.

As we continue to implement our business plan, we will need to raise additional funds. We anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

Our current related party contract is providing sufficient revenue to continue current operations, and will provide sufficient revenue to meet our needs over the next twelve months.

We are not currently performing any product research or development, and do not have plans to do so for the next twelve month period.

LBGI does intend to continue to use the income from our current client to continue to meet our operating expenses.

We do not have need for the purchase of any property or equipment at this time.

LBGI will not have any significant changes in the current number of employees.

Interim Period

This is an interim period report. For a full discussion of our business, please see our Prospectus and SB-2 filing available at our website at www.lbgi.net or also available at the SEC’s website at www.sec.gov.

 Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated limited income during the current period ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed consulting offerings and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

We are a development stage company organized in March 2006 and have no operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We were incorporated in March of 2006 as a Nevada corporation. As a result of our recent start up, we have generated limited revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing contacts for our consulting services. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies, such as ours, which are establishing a business as consulting firm. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a client base that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving consulting market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of managing growth and the use of our business model. To address these risks, we must, among other things:

•  expand our customer base;
•  enhance our name recognition;
•  expand our product and service offerings;
•  successfully implement our business and marketing strategy;
•  provide superior customer service;
•  respond effectively to competitive and technological developments; and
•  attract and retain qualified personnel.

 Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions. These marketability restrictions may prevent you from liquidating your stock, thus causing a loss of your investment.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock, if and when we are quoted on the OTC Bulletin Board.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Mr. Larry Powalisz, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Powalisz, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 There have been no sales of equity securities in the second quarter of 2007.

Item 3. Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

There have been no submissions of matters to a vote of security holders.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/13/07

3.1(ii)	Bylaws of Legends Business Group, Inc.		SB-2		3.1(ii)	02/13/07

31	Certification of Larry Powalisz pursuant to Section 302 of the Sarbanes-Oxley Act	X

32	Certification of Larry Powalisz pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS BUSINESS GROUP, INC.
(Registrant)

By: /s/ Larry Powalisz
Larry Powalisz, President and CEO Legends Business Group, Inc.

Date: August 3, 2007