Form 10QSB
period 2007-09-30
LEGENDS BUSINESS GROUP INC
filed 2007-11-13
CIK 1382430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒  No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2007, was 77,615,000 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

LEGENDS BUSINESS GROUP, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
SEPTMEBER 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash	$2,285
Total current assets	2,285

Equipment, net of accumulated depreciation	6,353

Total Assets	$8,638

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from shareholder	$2,671

Total current liabilities	2,671

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 shares; 77,615,000 issued and outstanding as of September, 2007	77,615

Additional paid-in capital	7,683,885

Accumulated deficit during development stage	(7,755,533)
Total stockholders' equity	5,967
Total liabilities and stockholders' equity	$8,638

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September, 30		Nine Months Ended September 30,	For the Period March 2, 2006 (Inception) to September 30,	For the Period March 2, 2006 (Inception) to September 30,
	2007	2006	2007	2006	2007

Revenue from related party	$6,000	$6,000	$18,000	$10,000	$34,000

Expenses:
General and administrative	4,239	1,100	18,758	7,751,189	7,775,412
Subcontractor	-	-	-	-	3,000
Depreciation	687	687	2,061	1,374	4,121
Consulting fee - officer	-	-	-	-	7,000

Total expenses	4,926	1,787	20,819	7,752,563	7,789,534
Net loss	$1,074	$4,213	$(2,819)	$(7,742,563)	$(7,755,533)

Weighted average number of common shares outstanding, basic and fully diluted	77,615,000	77,615,000	77,615,000	68,269,728	74,171,154

Net loss per weighted share basic and fully diluted	$0.00	$0.00	$(0.00)	$(0.11)	$(0.10)

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	For the Period March 2, 2006 (Inception) to September 30, 2006	For the Period March 2, 2006 (Inception) to September 30, 2007

CASH FLOWS FROM OPERATIONS
Net loss	$(2,819)	$(7,746,776)	$(7,755,533)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,061	687	4,121
Stock based compensation	-	7,750,000	7,750,000

NET CASH USED FOR OPERATING ACTIVITIES	(758)	3,911	(1,412)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(10,474)	(10,474)
Proceeds from sale of equipment	-		-
NET CASH USED IN INVESTING ACTIVITIES	-	(10,474)	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	11,500	11,500
Proceeds from shareholder loan	1,671	1,000	2,671
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,671	12,500	14,171

Net increase in cash	913	5,937	2,285
Cash, beginning of period	1,372	-	-
Cash, end of period	$2,285	$5,937	$2,285

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 32,500,000 shares of common stock for consulting services	$3,250,000	$3,250,000	$3,250,000

Issuance of 45,000,000 shares of common stock for compensation to founding shareholder	$4,500,000	$4,500,000	$4,500,000

The accompanying notes are an integral of the financial statements.

Note 1 – Organization and summary of significant accounting principles

Interim Reporting

The Accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results of the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the year ended December 31, 2006 included in the Company’s Form SB-2 (Amendment 5).

 Organization

The company was organized March 2, 2006 (Date of Inception) under the laws of the State of Nevada. The company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), the company is considered a development stage company.

The company provides consulting services to companies that may offer any or all of the following services: provide ISP (Internet Service Provider), long distance provider, VOIP (Voice Over Internet Protocol) provider, and digital content providers, and such client companies will make their services available to small and medium size companies.  These clients will use an independent billing house to bill their monthly fees directly to their customers’ telephone bill.  The company currently focuses on three stages of consulting with client businesses: billing, customer service and scripting.

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

Revenue recognition

The company provides consulting services (marketing, billing and script writing) to small and medium size business that are ISP (Internet Service Providers), long distance providers, VOIP (Voice Over Internet Protocol) providers, and digital content providers that rely on the services of third party billing clearinghouses, and to companies that make their sales through direct mailings and through direct website sales. The company enters into contracts for one year payable monthly. Revenue is recognized as monthly billings are completed.

Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. It is the policy of the company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

Estimated useful lives range as follows:

Years
Furniture and equipment	3 – 5

Computer hardware	3

Vehicles	5

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

d)	Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 158 and does not expect that it will have a material impact on its financial statements.

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

Note 2 – Going concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the period ended September 30, 2007. The Company is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s future capital requirements will depend on many factors, including the success of the Company’s consulting and marketing services. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Furniture and Equipment

Furniture and equipment consists of the following categories at September 30, 2007:

Computers	$3,000
Software	7,474
10,474
Less accumulated depreciation	4,121
Total	$6,353

Depreciation expense for the nine months ended September 30, 2007 totaled $2,061.

Note 4 – Income taxes

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
0%

Net deferred tax assets consist of the following:

For the nine months ended
September 30, 2007
Gross deferred tax asset	$3,000,000
Gross deferred tax liability	-
Valuation allowance	(3,000,000)

Net deferred tax asset	$-

The company did not pay any income taxes during the nine months ended September 30, 2007.

Note 5 – Stockholders’ equity

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

Note 6 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

Amounts due to the company’s chief executive officer totaled $2,671 at September 30, 2007. These amounts primarily represent loans to pay company startup expenses.

On March 31, 2006, the Company entered into a two year contract to provide consulting services for K&L International, Inc., a company solely owned by our Chairman, CEO, and President. The contract, with a value of approximately $48,000, provides that the Company will receive $2,000 per month, which commenced April 2006. Through September 2007, the Company has received $34,000 under the terms of the consulting contract.

The $18,000 revenue reported for the nine months ended September 30, 2007 represents revenue from consulting services provided based on the above two year contract.

The Company’s operations are located in an office facility owned by the founding shareholder, who is providing the Company office space rent free.

Note 8 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

Note 9 – Agent agreement

On August 3, 2007 the Company signed an agreement with ILD Telecommunications, Inc., a provider of billings services, to locate and contract with customers to provide services.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Prospectus and SB-2 filing SEC on February 13, 2007, as amended June 25, 2007, available at our website at www.LGSB.net or at the SEC’s website at www.sec.gov.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Plan of Operation

Since the inception of Legends Business Group, Inc. (hereinafter LGSB), we have not been engaged in significant operation, nor have we had significant revenues, as we are a development stage company. Our plan of operation for the next twelve months will be to expand our client base. We intend to market our consulting services to small and medium size businesses that are ISP (Internet Service Providers), long distance providers, VOIP (Voice Over Internet Protocol) providers, and digital content providers that rely on the services of third party billing clearinghouses, and to companies that make their sales though direct mailings and though direct website sales.

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

In addition to our related party contract, on August 3, 2007 we entered into a contract with ILD Telecommunications, Inc. (hereinafter “ILD”). Under the terms of the agreement Legends Business Group will act as a non-exclusive agent for ILD, allowing LGBS to act as agent for ILD and to earn a commission from any contracts placed with ILD.

We are not currently performing any product research or development, and do not have plans to do so for the next twelve month period.

LGSB does intend to continue to use the income from our current client to continue to meet our operating expenses.

We do not have need for the purchase of any property or equipment at this time.

LGSB will not have any significant changes in the current number of employees.

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

PART II—OTHER INFORMATION
Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of equity securities in the third quarter of 2007.

Item 3.	Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

There have been no submissions of matters to a vote of security holders.
Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/13/07
3.1(ii)	Bylaws of Legends Business Group, Inc.		SB-2		3.1(ii)	02/13/07
10.1	Contract with ILD Telecommunications, Inc.	X
31	Certification of Larry Powalisz pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Larry Powalisz pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS BUSINESS GROUP, INC.
(Registrant)

By:	/s/ Larry Powalisz
Larry Powalisz, President and CEO
Legends Business Group, Inc.

Date: November 6, 2007