Form 10-K
period 2007-12-31
LEGENDS BUSINESS GROUP INC
filed 2008-03-28
CIK 1382430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

LEGENDS BUSINESS GROUP, INC.
(Name of small business issuer in its charter)

Nevada	33-140666	20-4465282
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)

1375 Semoran Boulevard
Casselberry, Florida 32707
407-263-4029
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $0.001 PAR VALUE PER SHARE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 30, 2007 was $4,892,250.

77,615,000 shares of common stock were outstanding as of March 27, 2008.

FORM 10-K CROSS REFERENCE INDEX

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

PART I

ITEM 1.  BUSINESS

Business Overview

Legends Business Group (hereinafter LGBS) is a development stage company incorporated in the State of Nevada in 2006. We were formed as a consulting firm. LGBS provides consulting services to small and medium size business that are ISP (Internet Service Providers), long distance providers, VOIP (Voice Over Internet Protocol) providers and digital content providers. The client companies we consult market their products mainly through the use of direct mail, websites and telemarketers. Our clients use an independent billing house to bill their monthly fees directly to their customer’s telephone bill. Legends Business Group currently focuses on three stages of this business:

1.
Billing: Before a business client can use a telephone company to bill their services to their customer company, the FCC and FTC may require approval of the billing arrangement. We will assist business clients in obtaining and maintaining billing agreements between the appropriate agencies and related companies. Monthly sales will be submitted to each business client advising of new client company customers obtained. Monthly reports will provide all details regarding customer retention and cancellations.

2.
Customer Service: It is vital that the client companies understand that the third party services provided will be billed with the assistance of a third party billing house through their local telephone bill, thus simplifying their recordkeeping requirements. Each client company must maintain a center that will handle all aspects of customer service regarding the billing accounts. A customer service training manual will be customized for each client company, providing , in detail, the language and processes to be used that will maintain a high level of client satisfaction with the services billed. The customer service representatives will be trained to provide world class customer service, allowing for high client company retention and low levels of service cancellations.

3.
Scripting: Each client company must be aware of the constraints under which they operate. The FCC and FTC provide the guidelines and standards that must be met for client companies to operate in compliance at all times. The FCC requires that all client companies must establish a third party verification company to ensure that sales are properly verified and processed. The client companies must use appropriate and detailed descriptions of the products they are selling and /or the services they will be providing and billing through the client companies monthly telephone bills. We will assist client companies with obtaining all necessary approvals and maintaining those approvals by scripting approved language that will assure continued compliance with all rules and regulations in place.

We generate revenues from our consulting services, which come from a related party company K & L International Enterprises, Inc. (hereinafter “K & L”), which is owned by our President and CEO, Larry Powalisz. LGBS provides all of the services listed above to K & L. We currently charge a flat rate fee for our consulting services on a monthly basis. The rate charged for our services will be dependent upon the level of consulting services the client company is interested in utilizing and the complexity of the client company business. LGBS consulting fees are negotiated and established based upon client need and the complexity of their business.

Our Philosophy

Our philosophy is to provide our client companies with the means to succeed in our competitive business environment. The processes we use will allow client companies to successfully navigate the requirements of local exchange carriers and ultimately the FTC and FCC. We will assist our clients in choosing billing houses that will best serve their needs based upon the products they are selling, whether they are an ISP (Internet Service Provider), long distance provider, VOIP (Voice Over Internet Protocol) provider, or digital content provider. Our clients may make their sales using telemarketers, direct mail or through the use of their websites. LGBS will assist our clients to allow them to train their customer service teams and assure they are in compliance with all applicable regulations.

Regulatory and Compliance Matters

We devote significant effort to assuring our clients comply with regulations governing the various programs they offer. One common program is a free to pay program, which allows a customer to try the services offered for a period time at no charge. If the customer is not satisfied with the services, they may cancel the service at no cost during a specified period of time. If the customer continues to receive the services, then they are charged, though their local telephone bill.

In order to maintain their ability to serve customers and collect revenue, we have taken a proactive approach to resolving regulatory complaints or inquiries. We advise our client companies to assume initial responsibility for inquiries and, if necessary, they may seek our compliance advice. Most often, a resolution is achieved. Most of the regulatory and compliance issues revolve around allegations of unauthorized LEC billing arising from violations of the free to pay conversion rules, called “cramming.” State Public Service Commissions, State Attorney General Offices, and the FTC attempt to prevent "cramming,” or the addition of a specific charge or charges to a customer's local telephone bill without the proper authorization. We are the front line to our consulting clients to prevent this practice and avoid end user complaints. We do not approve, or participate in, cramming and advise our client companies to avoid this practice. Our procedures reflect an absolute prohibition and zero tolerance for cramming. Through our billing agreements we have agreed to adhere to the highest disclosure standards. Our compliance policy includes the requirement that the telemarketer, among other things, uses an approved sales script and follows a prescribed verification procedure. We require our clients record each customer authorization and store the digital file for retrieval if needed to show compliance with the law. We believe we have taken extraordinary steps to ensure that we do not violate regulations relating to cramming. First we seek to avoid all sales in situations that a prospective customer may not realize a charge will be placed on the customer's phone bill after the trial period. We advise a client to do so by:

1. Making certain that the required script provided by us is adhered to by using spot checks by personnel at the site and by our ability to review recorded calls.

2. Making certain that the verification process has been adhered to by reviewing all verification recording by client personnel and by independent third parties.

3. Rejecting any orders where we are not satisfied that our strict compliance procedures have been adhered to.

4. Advising clients to remind the customers by mail prior to the end of the free trial period that the customer has the right to cancel prior to billing.

Sales not properly authorized are rejected for billing. For sales that are properly authorized we advise our clients to take steps to make certain that the customer, during the free trial period, is aware that they will be billed at the end of the free period. Clients do this by including a warning in their welcome package. This is followed by an e-mail and a pre-billing notice to the customer with the same information sent ten days prior to the billing date.

We are required to deliver annual reports to stockholders. We are subject to the informational and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and in accordance with the requirements of the Exchange Act, we will continue to file periodic reports and other required information with the SEC. All of our reports can be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC’s website (http://www.sec.gov).

ITEM 1A.  RISK FACTORS

The risks and uncertainties described below are not the only ones that we face, but are those that we have identified as being the most significant factors that make investment in our stock speculative or risky or that have special application to us. Additional risks and uncertainties that we do not know about, or that we deem less significant than those identified below, may also make investment in our stock speculative or risky. If any of the adverse events associated with the risks described below occurs, our business, financial condition or results of operations could be materially adversely affected. In such a case, the trading price of our stock could decline.

Risks Relating to an Investment in Legends Business Group

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

Our ability to continue as a going concern is in doubt.

Our auditor has raised a concern regarding our ability to continue as a going concern. LGBS is in the development stage and we have generated limited revenues since our inception. Our source of funds has been the sale of our common stock and limited revenue generated from sales of our services to a related party company, K&L International Enterprises Inc. (hereinafter K&L). The President and owner of K&L is Larry Powalisz, the Chairman, CEO and President of Legends Business Group. We continue to incur operating expenses, legal and accounting expenses, consulting fees and promotional expenses. These factors raise substantial doubt about our ability to continue as a going concern.

We have only recently commenced our consulting business and have no significant operating history. Therefore, our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These include significant start-up expenses, obtaining and performing contracts with clients, hiring and retaining qualified personnel, and establishing a reputation in the industry. There is no assurance we will be able to enter into substantial arrangements with clients for our consulting business or that we can develop contracts on terms that will be favorable to us or at all. Moreover, even if we enter into any such arrangements, there is no assurance that such arrangements with clients will be profitable.

We will require additional financing in order to implement our marketing plan. In the event we are unable to acquire additional financing, we may not be able to implement our market plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of developing professional marketing materials, hiring new employees and commencing marketing activities. To fully implement our business plan we will require substantial additional funding. We anticipate that our current cash on hand and the revenue we receive will enable us to maintain minimum operations and working capital requirements for at least twelve months.

To fully implement our plan we will need to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

The issuance of additional shares of stock to obtain additional financing may dilute the holdings of our existing stockholders or reduce the market price of our stock.

Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Any decision to issue securities in any future offering will depend on market conditions and other factors beyond our control. LGBS cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock or diluting their stock holdings in us.

We currently have no arrangements to provide for additional financing.

We will need to raise additional funds to expand our operations. We do not have plans in place to provide for this additional financing.

Our revenues are currently generated from a related party.

LGBS has only generated revenue through a consulting contract with a related company. Our revenue has been generated from a contract we have with a related party company, K&L International Enterprises Inc. (hereinafter K&L). The President and owner of K&L International is Larry Powalisz, the Chairman, CEO and President of Legends Business Group. LGBS has not generated any non related party revenue at this point in operations, and may be unable to obtain non-related sources of revenue.

Our operations could suffer from telecommunications or technology downtime, disruptions or increased costs.

We are highly dependent on our computer and telecommunications equipment and software systems. In the normal course of our business, we must record and process significant amounts of data quickly and accurately to access, maintain and expand the databases we use for our services. We are also dependent on continuous availability of voice and electronic communication with customers. If we experience interruptions of our telecommunications network with our clients, we may experience data loss or a reduction in revenues. These disruptions could be the result of errors by our vendors, clients or third parties, electronic or physical attacks by persons seeking to disrupt our operations, or the operations of our vendors, clients or others. Any failure of a vendor to perform services could result in business disruptions and impede our ability to provide services to our clients. A significant interruption of service could have a negative impact on our reputation and could lead our present and potential clients not to use our services. The temporary or permanent loss of equipment or systems through casualty or operating malfunction could reduce our revenues and harm our business.

We could cause disruptions to our clients business from inadequate service. Our insurance coverage may be inadequate.

Failures to meet service requirements of a client could disrupt the clients business and result in a reduction in revenues or an increase in charges or a claim for substantial damages against us. For example, some of our agreements may have standards for service that, if not met by us, may result in lower payments to us. In addition, because many of our projects are business-critical projects for our clients, a failure or inability to meet a client's expectations could seriously damage our reputation and affect our ability to attract new business. To the extent that our contracts contain limitations on liability, such contracts may be unenforceable or otherwise may not protect us from liability for damages. While we maintain general liability insurance coverage, including coverage for errors and omissions, this coverage may be inadequate to cover one or more large claims, and our insurer may deny coverage.

Our clients may adopt technologies that decrease the demand for our services, which could reduce our revenues and seriously harm our business.

We target clients with a high need for our consulting services. However, our potential clients may adopt new technologies that decrease the need for such services. The adoption of changing technologies could reduce the demand for our services, pressure our pricing, cause a reduction in our revenues and harm our business.

Unauthorized disclosure of sensitive or confidential client and customer data, whether through breach of our computer systems or otherwise, could expose us to protracted and costly litigation and cause us to lose clients.

We may be required to collect and store sensitive data in connection with our consulting services, including names, addresses, social security numbers, credit card account numbers, checking and savings account numbers and payment history records, such as account closures and returned checks. If any person, including any of our employees, penetrates our network security or otherwise misappropriates sensitive data, we could be subject to liability for breaching contractual confidentiality provisions or privacy laws. Penetration of the network security of our data centers could have a negative impact on our reputation and could lead our present and potential clients to choose other service providers.

 We are significantly dependent on Larry Powalisz, our Chairman, CEO and President, who has limited experience in running a business such as ours. The loss or unavailability to Legends Business Group of Mr. Powalisz’s services would have an adverse effect on our business, operations and prospects which could result in a loss of your investment in us.

The implementation of our business plan is significantly dependent upon the abilities and continued participation of Larry Powalisz, our Chairman, CEO, and President. Mr. Powalisz is not irreplaceable; however, it would be difficult to replace Mr. Powalisz at such an early stage of our development. The loss of, or unavailability to LGBS of Mr. Powalisz’s services would have an adverse effect on our business, operations and prospects. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Powalisz, should his services be unavailable or discontinued. In the event that we are unable to locate or employ personnel to replace Mr. Powalisz, we would be required to cease pursuing our business opportunities, which could result in a loss of your investment.

 Mr. Powalisz is currently involved with other businesses and there can be no assurance that he will continue to provide services to us. We do not have an employment agreement with Mr. Powalisz. Mr. Powalisz’s limited time devotion to Legends Business Group could have an adverse effect on our operations.

We do not have the depth of managerial or technical personnel as may be available to other publicly traded companies. Mr. Powalisz is involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Powalisz does not have an employment agreement with LGBS, and he is under no obligation to provide services to us. Mr. Powalisz will continue to devote only a portion of his time to our activities. Mr. Powalisz currently devotes approximately 10 hours of his time per week to LGBS, and may or may not devote more time to the company as he deems necessary.

Mr. Powalisz, our Chairman, CEO and President is the majority shareholder of LGBS stock.

Mr. Powalisz, as our Chairman, CEO and President makes decisions for LGBS at his discretion and not as a result of compromise or vote by members of the board. Mr. Powalisz exerts control over the marketing, development and direction that the business will take.

We have incurred losses and may continue to incur losses for the foreseeable future. Continued losses could result in the loss of your investment.

 Legends Business Group has incurred losses since inception. Unexpected expenses or changes in the business environment may result in operating losses in the future.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Legends Business Group is not a party to unresolved Staff Comments.

ITEM 2.	PROPERTIES

Our offices are currently located at 1375 Semoran Boulevard, Casselberry, Florida, the offices of Mr. Larry Powalisz, our Chairman, CEO, and President. Mr. Powalisz does not receive any remuneration for the use of his offices. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, and will evaluate our property as our business plan is more fully implemented.

ITEM 3.	LEGAL PROCEEDINGS

Legends Business Group is not a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are quoted on the OTC Electronic Bulletin Board (OTCBB) under the symbol LGBS. The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time. We cannot guarantee that our application will be accepted or approved and our stock listed and quoted for sale. As of the date of this filing, there have been no discussions or understandings between Legends Business Group, nor, anyone acting on our behalf with any market maker regarding participation in a future trading market for our securities.

	HIGH	LOW
QUARTER ENDED:
December 31, 2007	$0.00	$0.00

As of March 27, 2008	$1.00	$0.00

LGBS's stock price closed at $0.00 on December 31, 2007.

Holders of Record

As of March 27, 2008, we had approximately 46 stockholders of record for LGBS's common stock.

Dividends

The Board of Directors has not declared any dividends due to the following reasons:

1.	The Company has not yet adopted a policy regarding payment of dividends;
2.	The Company does not have any money to pay dividends at this time;
3.	The declaration of a cash dividend would result in an impairment of future working capital; and
4.	The Board of Directors will not approve the issuance of a stock dividend.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- Average Exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) ( c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0

Total	0	0	0

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined by Rule 229.10(f)(1), LGBS is not required to provide a summary of selected consolidated financial data.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On November 1, 2007 we entered into a Sales Referral Agreement with Billing Concepts, Inc. Under the terms of the agreement, LGBS will be paid a commission by Billing Concepts, Inc. for each customer referral that LGBS makes to billing concepts those results in a successful contract.

We are not currently performing any product research or development, and do not have plans to do so for the next twelve month period.

LGSB does intend to continue to use the income from our current client to continue to meet our operating expenses.

We do not have need for the purchase of any property or equipment at this time.

LGBS will not have any significant changes in the current number of employees.

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

The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed consulting offerings and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Risk Factors

See Part I, Item 1A for additional Risk Factors associated with an investment in LGBS.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f)(1), LGBS is not required to provide quantitative and qualitative disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and accompanying footnotes for our full financial information and disclosures.

As a smaller reporting company as defined by Rule 229.10, LGBS is not required to provide the supplementary financial date as required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

LGBS has had no changes in and no disagreements with accountants on accounting and financial disclosures.

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

LGBS has no “Other Information” disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The members of our board of directors serve for one year terms and are elected at the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the board of directors. Information as to our current director and executive officer is as follows:

Name	Age	Title	First Elected	Term Expires
Larry Powalisz Mark Powalisz	44 22	Chairman, CEO, President Secretary, Director	3/2006 3/2006	3/2008 3/2008

Duties, Responsibilities and Experience

Larry Powalisz Mr. Powalisz has been the Chairman, CEO, and President since the founding of Legends Business Group in March 2006. Mr. Powalisz currently devotes his time to running several operations, including LMI Mortgage which has been in operation since 2005. LMI Mortgage originates and processes residential and commercial mortgages. In addition, Mr. Powalisz has operated YP Values since 2005. YP Values is an Internet Service Provider operation that provides internet service, internet directory listings and web hosting to small and medium sized businesses throughout the United States. YP Values is owned by K & L International Enterprises, Inc., which Mr. Powalisz has owned and operated since July 2002. K & L International Enterprises was created as a marketing company, specializing in telemarketing. K&L is an internet service provider, and provides telemarketing for small and medium size local and long distance providers.

Mr. Powalisz has utilized the experience he has gained in establishing and running the profitable companies he has established in the past to provide consulting services to other companies. Mr. Powalisz consulted with Small Business Organization (SBO), which is an internet service provider and website host, from 2003 through 2004. He provided services to SBO as a consultant with scripting and sales. He assisted SBO with their marketing campaign, and establishing their telemarketing centers. In 2005 Mr. Powalisz consulted with Accexx Communication, which is an internet service provider and website host. Mr. Powalisz provided customer service and scripting services consulting. From 2005 through the present, Mr. Powalisz has been providing consulting services for Better Business Organization (BBO), which is an internet service provider and website host. He has established the scripting for all sales and established their relationship with their third party clearing house.

Mr. Powalisz was a licensed real estate agent in the State of Florida from 1998 through 2000, prior to becoming a licensed mortgage broker in June of 2004.

In 1992, Mr. Powalisz founded an automobile repair shop that, due to its success, expanded to include four locations. In February of 2006, Mr. Powalisz sold his ownership.

Mark Powalisz Mr. Mark Powalisz is the son of Mr. Larry Powalisz and has been the Secretary and a Director since the founding of Legends Business Group in March 2006. Mr. Powalisz has worked in all phases of the telemarketing field since 2001 and is currently a telemarketing manager. Mr. Powalisz is also furthering his formal education to better serve LBGS.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No executive officer or director of the corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, Larry Powalisz, our President and CEO, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction, which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Larry Powalisz, our President and CEO, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks. The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the Board or management considers the following criteria:

1.
whether the nominee has the personal attributes for successful service on the Board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of Legends Business Group, Inc.;

2.
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to LGBS’s current or future business, will add specific value as a Board member; and

4.	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership. Rather the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2007, LGBS received no recommendation for Directors from its stockholders.

Legends Business Group, Inc. will consider for inclusion in its nominations of new Board of Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of LGBS for at least one year. Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources. Any stockholder who wishes to recommend for LGBS’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to LGBS’s Secretary at the following address: 1375 Semoran Blvd., Casselberry, Florida 32707.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2007, Larry Powalisz was current in his filings.

ITEM 11.	EXECUTIVE COMPENSATION

OPTIONS/SARS GRANTS in LAST FISCAL YEAR

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/SARs Granted to Employees in Fiscal Year	Exercise of Base Price (#/SH)	Expiration date	5%($)	10%($)	Grant Date Present Value ($)
Larry Powalisz President & CEO	0	0	0	N/A	0	0	0
Mark Powaliz Secretary & Director	0	0	0	N/A	0	0	0

Aggregated Option/SAR Exercise in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise ($)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (%) Exercisable/ Unexercisable	Value of Unexercisable In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Larry Powalisz President & CEO	0	0	0	N/A
Mark Powaliz Secretary & Director	0	0	0	N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock Price-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights (%)	Performance or Other period Until Maturation or Payout	Threshold ($ or %)	Target ($ or %)	Maximum ($ or %)
Larry Powalisz President & CEO	0	0	0	N/A	N/A
Mark Powaliz Secretary & Director	0	0	0	N/A	N/A

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)		Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Compensation (i)		Total (j)
Larry Powalisz, Chairman, CEO and President	2007	$0	$0	$4,500,000	(2)	$0	$0	$0	$7,000	(1)	$4,507,000
Mark Powalisz, Secretary and Director	2007	$0	$0	$0		$0	$0	$0	$0		$0

Employment Contracts and Termination of Employment and Change-in-Control Arrangements:

There are no employment contracts existing between the registrant and any executive officers.

Report On Repricing Of Options/SARS:

At no time during the last completed fiscal year, did the LGBS offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to its directors.

Larry Powalisz our President and CEO performs function equivalent to a “Compensation Committee”and as such, has at no time during the last completed fiscal year, offer Options/SARs, whether through amendment, cancellation or replacement grants, or any other means (“repriced”) to LGBS directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on December 31, 2007, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.

The percentage of beneficial ownership for the following table is based on 77,615,000 shares of common stock outstanding as of December 31, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after December 31, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Security Ownership of Management

Name of Beneficial Owner (1)	Number Of Shares	Percent Of Ownership
Larry Powalisz, Chairman, CEO & President	45,000,000	58%
Mark Powalisz, Secretary & Director	0	0

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). The address of each person is care of LBGS.

(2)	Figures are rounded to the nearest percent.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Larry Powalisz

Office services are provided without charge by our Chairman, CEO, and President. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Revenue

Our revenue has been generated from a contract we have with a related party company, K&L International Enterprises Inc. (hereinafter K&L). The President and owner of K&L International is Larry Powalisz, the Chairman, CEO and President of Legends Business Group.

There is a two year contract in place between K & L and Legends Business Group. Under the terms of the Consulting agreement, LBGS provides marketing and customer service consulting services to K & L International. The scope of the consulting includes assistance with billing, customer service and scripting for compliance with state and federal requirements. The contract provides that K & L pay $2,000 per month for consulting services for a term of 24 months, which commenced April 2006. Legends Business Group has received $30,000 under this agreement as of December 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The total fees charged to the company for audit services were $7,900 for the year ended December 31, 2007. For the year ended December 31, 2006, the total fees charged for audit services were $0.

Audit Related Fees

The total fees charged to the company for audit related fees were $0 for the year ended December 31, 2007. For the year ended December 31, 2006, the total fees charged for audit related fees were $0.

Tax Fees

The total fees charged to the company for tax fees were $600 for the year ended December 31, 2007. For the year ended December 31, 2006, the total fees charged for tax fees were $600.

All other Fees

The total fees charged to the company for all other fees were $0 for the year ended December 31, 2007. For the year ended December 31, 2006, the total fees charged for all other fees were $0.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS SCHEDULES

(a) Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit Number	Date Filed

3(i)	Articles of Incorporation dated March 3, 2006		SB 2/A		3(i)	6/25/2007

3(ii)	Bylaws		SB 2/A		3(ii)	6/25/2007

4	Specimen Stock Certificate		SB 2/A		4	6/25/2007

10	Consulting Agreement Contract		SB 2/A		10	6/25/2007

10	Non-Exclusive Agent Agreement		W/10QSB	9/30/2007	10(i)	11/13/2007

31	Certification of Larry Powalisz Pursuant to Section 302 of Sarbanes Oxley Act	X			31	3/26/2008

32	Certification of Larry Powalisz Pursuant to Section 906 of Sarbanes Oxley Act	X			32	3/26/2008

FINANCIAL STATEMENTS SCHEDULE

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

LEGENDS BUSINESS GROUP, INC. REGISTRANT

By: /s/Larry Powalisz
Larry Powalisz
Chief Executive Officer and
Principal Accounting Officer

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Legends Business Group, Inc.

I have audited the accompanying balance sheet of Legends Business Group, Inc. (a development stage company) as December 31, 2007 and the statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the period March 2, 2006 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Legends Business Group, Inc. as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period March 2, 2006 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in development stage and has experienced losses from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
March 26, 2008

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

BALANCE SHEET

December 31,
2007

ASSETS
Current assets:
Cash	$4,651
Total current assets	4,651

Equipment, net of accumulated depreciation	5,665

Total Assets	$10,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from shareholder	$2,671

Total current liabilities	2,671

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 shares; 77,615,000 issued and outstanding as of December 31, 2007	77,615

Additional paid-in capital	7,683,885

Accumulated deficit during development stage	(7,753,855)

Total stockholders' equity	7,645

Total liabilities and stockholders' equity	$10,316

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the year ended December 31, 2007	For the Period March 2, 2006 (Inception) to December 31, 2006	For the Period March 2, 2006 (Inception) to December 31, 2007

Revenue from related party	$24,000	$16,000	$40,000

Expenses:
General and administrative	22,392	7,756,654	7,779,046
Subcontractor	-	3,000	3,000
Depreciation	2,748	2,061	4,809
Consulting fee - officer	-	7,000	7,000

Total expenses	25,140	7,768,715	7,793,855
Net loss	$(1,140)	$(7,752,715)	$(7,753,855)

Weighted average number of common shares outstanding, basic and fully diluted	77,615,000	71,113,317	74,644,040

Net loss per weighted share basic and fully diluted	$(0.00)	$(0.11)	$(0.10)

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

				Accumulated
				Deficit During	Total
	Common Stock		Additional Paid-	Developmental	Stockholder's
	Shares	Amount	in Capital	Stage	Equity
Balance March 2, 2006	-	$-	$-	$-	$-

Shares issued for cash	115,000	115	11,385	-	11,500

Shares issued for consulting	32,500,000	32,500	3,217,500	-	3,250,000

Founders shares issued	45,000,000	45,000	4,455,000	-	4,500,000

Net income March 2, 2006 (Inception) to December 31, 2006	-	-	-	(7,752,715)	(7,752,715)

Balance December 31, 2006	77,615,000	77,615	7,683,885	(7,752,715)	8,785

Net income year end December 31, 2007	-	-	-	(1,140)	(1,140)

Balance December 31, 2007	77,615,000	$77,615	$7,683,885	$(7,753,855)	$7,645

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS

		For the Period	For the Period
		March 2,	March 2,
	For the year ended	(Inception) to	(Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATIONS

Net loss	$(1,140)	$(7,752,715)	$(7,753,855)
Adjustments to reconcile net loss to net cash
Depreciation	2,748	2,061	4,809
Stock based compensation	-	7,750,000	7,750,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,608	(654)	954

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	(10,474)	(10,474)
Proceeds from sale of equipment	-	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	(10,474)	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	11,500	11,500
Proceeds from shareholder loan	1,671	1,000	2,671
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,671	12,500	14,171

Net increase in cash	3,279	1,372	4,651
Cash, beginning of period	1,372	-	-
Cash, end of period	$4,651	$1,372	$4,651

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 32,500,000 shares of common stock for consulting services	$-	$3,250,000	$3,250,000

Issuance of 45,000,000 shares of common stock for compensation to founding shareholder	$-	$4,500,000	$4,500,000

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007

Note 1 – Organization and summary of significant accounting principles

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

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Estimated useful lives range as follows:

Years

Furniture and equipment	3 – 5

Computer hardware	3

Vehicles	5

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Recent pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control ever financial reporting. The internal control report must include a statement,

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2005 the SEC’s advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some Companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the company’s financial statements. For financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the company’s fiscal year ending December 31, 2009. The company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

In February 2008, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment to FASB Statements 115 (SFAS No. 159). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility. In reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statements is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. Effective for reporting periods beginning after November 15, 2007.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations”. SFAS No. 141(R) improves the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statements establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquires, the liabilities assumed and any noncontrolling interest in the acquire

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

c.	Determines what information to disclose th enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements” an amendment of ARB No 51 (SFAS No. 160). A noncontrolling interest, sometimes called a minority interest, is the portion of the equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

a.
The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in consolidated statement of financial position within equity, but separate from the parent’s equity.

b.	The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

c.
Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes it the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar and this Statement requires that they be accounted for similarly, as equity transactions.

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

d.
When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

e.	Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective e for fiscal years, and interim periods within the fiscal years, beginning on or after December 15, 2008.

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the company is in the development stage and, accordingly, has not yet generated significant revenues from operations. Since its inception, the company has generated small amounts of revenues through a consulting contract with a related company; however, there is a need for the consulting services provided by the company within the industry. The company, as consultants, will provide assistance to established companies with their billing, customer service and scripting, allowing client companies to continue billing their services through Local Exchange Carriers. As stated the company is a development stage company and generated revenues totaling $40,000 and incurred accumulated net losses from March 2, 2006 (inception) through the period ended December 31, 2007 of approximately $7,754,000.

The ability of the company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the company be unable to recover the value of its assets or satisfy its liabilities.

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 3 – Furniture and Equipment

Furniture and equipment consists of the following categories at December 31, 2007:

Computers	$3,000
Software	7,474
10,474
Less accumulated depreciation	4,809
Total	$5,665

Depreciation expense for the year ended December 31, 2007 and for the ten months ended December 31, 2006 totaled $2,748 and $2,061, respectively.

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

For the year ended
December 31,
2007
Gross deferred tax asset	$127,000
Gross deferred tax liability	-
Valuation allowance	(127,000)

Net deferred tax asset	$-

The company did not pay any income taxes during the year ended December 31, 2007 or the ten months ended December 31, 2006.

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

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

In May 2006, the Company issued 32,500,000 shares of its $0.001 par value common stock for consulting services. In connection with the issuance of these 32,500,00 shares, the company recorded compensation expense in the amount of $3,250,000. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

There have been no other issuances of common stock.

Note 6 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

Amounts due to the company’s chief executive officer totaled approximately $2,671 at December 31, 2007. These amounts primarily represent loans to pay company startup expenses.

On March 31, 2006, the Company entered into a two year contract to provide consulting services for K&L International, a company solely owned by our Chairman, CEO, and President. The contract, with a value of approximately $48,000, provides that the Company will receive $2,000 per month, which commenced April 2006. Through December 2007, the Company has received $40,000 under the terms of the consulting contract.

The $40,000 revenue reported for the year ended December 31, 2007 represents revenue from consulting services provided based on the above two year contract.

The company is using space rent free that is owned by the founding shareholder.

Note 8 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the company’s financial position or results of operations.

LEGENDS BUSINESS GROUP, INC
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(continued)

Note 9 – Agent agreement

On August 3, 2007 the Company signed an agreement with ILD Telecommunications, Inc., a provider of billings services, to locate and contract with customers to provide services.

On November 1, 2007 the Company signed an agreement with Billing Concepts, Inc., a provider of billings services, to locate and contract with customers to provide services.