Form 10-Q
period 2008-03-31
LEGENDS BUSINESS GROUP INC
filed 2008-05-13
CIK 1382430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From January 1, 2008 To March 31, 2008

LEGENDS BUSINESS GROUP, INC.

(Name of small business issuer in its charter)

Nevada	33-140666	20-4465282
(State or Jurisdiction of	Commission File Number	(I.R.S. Employer
Incorporation or organization		Identification No.)

1375 Semoran Boulevard
Casselberry, Florida 32707
407-263-4029

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of May 9, 2008 was $24,461,250.

77,615,000 shares of common stock were outstanding as of March 31, 2008.

LEGENDS BUSINESS GROUP
FORM 10-Q

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS
Current assets:
Cash	$6,004
Accounts receivable	2,000
Total current assets	8,004

Equipment, net of accumulated depreciation	4,979

Total assets	$12,983
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Loan from shareholder	$2,671

Total current liabilities	2,671

Stockholders' equity:
Common stock, $.001 par value, authorized 500,000,000 shares; 77,615,000 issued and outstanding as of March 31, 2008	77,615

Additional paid-in capital	7,683,885

Accumulated deficit during development stage	(7,751,188)
Total stockholders' equity	10,312
Total liabilities and stockholders' equity	$12,983

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the Period March 2, 2006 (Inception) to March 31, 2008
Revenues:
Consulting income from related party	$6,000	$6,000	$46,000
Agent fees	637		637
	6,637	6,000	46,637

Expenses:
General and administrative	3,284	8,854	7,782,330
Subcontractor	-	-	3,000
Depreciation	687	687	5,496
Consulting fee - officer	-	-	7,000

Total expenses	3,971	9,541	7,797,826
Net income (loss)	$2,666	$(3,541)	$(7,751,826)

Weighted average number of common shares outstanding, basic and fully diluted	77,615,000	77,615,000	74,999,306

Net income (loss) per weighted share basic and fully diluted	$0.00	$(0.00)	$(0.10)

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007	For the Period March 2, (Inception) to March 31, 2008
Cash flows from operations

Net income (loss)	$2,666	$(3,541)	$(7,751,189)

Adjustments to reconcile net income (loss) to net cash
Accounts receivable	(2,000)		(2,000)
Depreciation	687	687	5,496
Stock based compensation	-	-	7,750,000

Net cash provided by (used in) operating activities	1,353	(2,854)	2,307

Cash flows from investing activities

Purchase of equipment	-	-	(10,474)
Proceeds from sale of equipment	-	-	-
Net cash used in investing activities	-	-	(10,474)

Cash flows from financing activities

Issuance of common stock	-	-	11,500
Proceeds from shareholder loan	-	1,516	2,671

Net cash provided by financing activities	-	1,516	14,171

Net increase in cash	1,353	(1,338)	6,004
Cash, beginning of period	4,651	1,372	-

Cash, end of period	$6,004	$34	$6,004

Supplemental disclosures of non-cash investing and financing activities:

Issuance of 32,500,000 shares of common stock for consulting services	$-	$-	$3,250,000

Issuance of 45,000,000 shares of common stock for compensation to founding shareholder	$-	$-	$4,500,000

The accompanying notes are an integral of the financial statements.

Note 1 – Organization and summary of significant accounting principles

Interim Reporting

The accompanying unaudited interim financial statements of Legends Business Group, Inc. (the “Company”) reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results of the Company for the interim periods presented. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

Organization

The company was organized March 2, 2006 (Date of Inception) under the laws of the State of Nevada. The company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), the company is considered a development stage company.

The company will provide consulting services to companies that may offer any or all of the following services: provide ISP (internet service provider), long distance provider, VOIP (Voice Over Internet Protocol) provider, and digital content providers, and such client companies will make their services available to small and medium size companies.  These clients will use an independent billing house to bill their monthly fees directly to their customers’ telephone bill.  The company currently focuses on the following stages of consulting with client businesses: billing, customer service scripting and marketing.

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

Revenue recognition

The company provides consulting services (marketing, billing and script writing) to companies that perform services billable through large telecommunications companies. The company enters into contracts for three years payable monthly. Revenue is recognized as monthly billings are completed.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 2 – Going concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred an accumulated net loss through the period ended March 31, 2008. The Company is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s future capital requirements will depend on many factors, including the success of the Company’s consulting and marketing services. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Furniture and Equipment

Furniture and equipment consists of the following categories at March 31, 2008:

Computers	$3,000
Software	7,474
10,474
Less accumulated depreciation	5,495
Total	$4,979

Depreciation expense for the three months ended March 31, 2008 totaled $687.

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

For the three months ended
March 31,
2008
Gross deferred tax asset	$3,000,000
Gross deferred tax liability	-
Valuation allowance	(3,000,000)
Net deferred tax asset	$-

The company did not pay any income taxes during the three months ended March 31, 2008.

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

Note 7 – Related party transactions

Amounts due to the company’s chief executive officer totaled $2,671 at March 31, 2008. These amounts primarily represent loans to pay company startup expenses.

On March 31, 2006, the Company entered into a two year contract to provide consulting services for K&L International, a company solely owned by our Chairman, CEO, and President. The contract, with a value of approximately $48,000, provides that the Company will receive $2,000 per month, which commenced April 2006. Through March 31, 2008, the Company has received $46,000 under the terms of the consulting contract.

The $6,000 revenue reported for the three months ended March 31, 2008 represents revenue from consulting services provided based on the above two year contract.

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

Note 9 — Agent agreement

On August 3, 2007, the Company signed an agreement with ILD Telecommunications, Inc., a provider of billing services, to locate and contract with customers to provide services.

On November 1, 2007, the Company signed an agreement with Billing Concepts, Inc., a provider of billing services, to locate and contract with customers to provide services.

On February 5, 2008, the company signed an agreement with Payment one, Inc., a provider of billing services, to locate and contract with customers to provide services.

Note10 – Subsequent event

In April 2008, the Company signed five consulting agreements to provide billing and customer service, as well as five broker agreements to provide marketing services to the same five clients. In May 2008, the Company signed one additional Consulting agreement and a broker agreement for the same client.

On April 17, 2008, the Company entered into a $500,000 Revolving Line of Credit Agreement (“Credit Agreement”) with its founding shareholder (“Lender”). The Credit Agreement provides that the entire unpaid principal balance, plus accrued interest and other unpaid charges shall be due and payable 12-months from the date of receipt of notice for demand for payment furnished by the Lender to the Company. On April 17, 2008 the Company borrowed $100,000 under terms of the Credit Agreement, by issuing a Promissory Note (“Note”) to the Lender under the same date. The Note provides that interest will be payable at the rate of 12% per annum, calculated on a monthly basis.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

BUSINESS

Since the inception of Legends Business Group, Inc. (hereinafter LGSB), we have established our corporate existence and completed the required steps to become a publicly held corporation and our stock is now being traded on the over the counter bulletin board. While we have not had significant revenues, we have actively begun to expand our client base. We have expanded the suite of client services we offer to include customer specific growth marketing strategies directed at a strategically targeted select market demographic of small and medium sized businesses.

We are a development stage company. Our plan of operation for the next twelve months will be to expand and grow our client base. We intend to market our consulting services to small and medium size businesses that are ISP (Internet Service Providers), long distance providers, VOIP (Voice Over Internet Protocol) providers, and digital content providers that charge their services to their clients through third party billing clearinghouses, and to companies that make their sales though direct mailings and though direct website sales. We are actively expanding our client base of small to medium sized businesses to which we will offer our services.

As we continue to implement our business plan, we have anticipated a need to raise additional funds to enhance operations and transition the company through an expected period of growth. At this time we do not anticipate obtaining additional financing to fund operations through common stock offerings, or to obtain additional financing to the extent necessary to augment our working capital through stock offerings.

We have secured a revolving line of credit in the amount of ($500,000) five hundred thousand dollars to augment our working capital, enhance operations and transition the company through the expected period of growth. Larry Powalisz, CEO of Legends Business Group, Inc. is making these funds available, in a related party agreement. These loans, when they will be utilized, will be repayable 12 (twelve) months from the date of demand for payment at the accrued interest rate of 12% annually. On April 17, 2008, the company requested ($100,000) one hundred thousand dollars from the revolving line of credit, to fund expansion of LGBS.

We are currently pursuing avenues of client development and marketing strategies through the use of a Client Conference. We plan to utilize the conference to present updates on LGBS’s business products and services as well as insights into potential market acceptance and feasibility for the benefit of both current and potential new clients. If successful, we plan to make the conference an annual event.

LGBS does intend to continue to use income from clients to continue to meet our operating expenses.

We do not have need for the purchase of any property or equipment at this time.

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $6,004. For the quarter ended March 31, 2008, we incurred general and administrative expenses of approximately $3,284. We do not expect our quarterly general and administrative expenses to increase significantly over the next 12 (twelve) months.

We anticipate that our operational expenses will grow proportionately to increases to our customer base over the next 12 (twelve) months. The expected increases in operational expenses will be directly attributed to marketing expenses associated with the development of new client companies. We do not anticipate the purchase or sale of any significant equipment. If and when the anticipated growth occurs, we will need to add additional employees. We do not anticipate significant changes in our number of employees, until our growth warrants a change in the number of employees.

At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditure may vary significantly depending upon our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should we be unable to proceed with the development of our business plan, we would likely seek additional financing to support the continued operation of our business. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our consulting and marketing services to cover our operating expenses.

In light of the business environment in which we operate today, we do not anticipate incurring operating losses in the foreseeable future. However, business environments and market conditions can be adversely affected by a multitude of economic indicators which remain out of our control.

RESULTS OF OPERATIONS

Since inception, (March 2, 2006) through March 31, 2008, we have generated revenues and incurred expenses of approximately $46,637 and $3,971, respectively.

The following table provides selected financial data about our company for the quarter ended March 31, 2008.

Balance Sheet Data:	March 31, 2008
Cash	$6004
Total assets	$12,983
Total Liabilities	$2,671
Stockholders’ equity	$10,312

RISK FACTORS

Our ability to continue as a going concern is in doubt.

Our auditor has raised a concern regarding our ability to continue as a going concern. LGBS is in the development stage and we have generated limited revenues since our inception. Our source of funds has been the sale of our common stock and limited revenue generated from sales of our services to a related party company, K&L International Enterprises Inc. (hereinafter K&L). The owner of K&L is Larry Powalisz, the Chairman, CEO and President of Legends Business Group. We continue to incur operating expenses, legal and accounting expenses, consulting fees and promotional expenses. These factors raise substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229.10(f) (1), Legends Business Group, Inc. is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, as defined by Rule 229,10(f)(1), Legends Business Group, Inc. is not required to provide the information in this subsection..

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION.

There was no additional information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6.	EXHIBITS.

EXHIBITS SCHEDULES

	(a) Exhibits
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit Number	Date Filed

3(i)	Articles of Incorporation dated March 3, 2006		SB 2/A		3(i)	6/25/2007

3(ii)	Bylaws		SB 2/A		3(ii)	6/25/2007

4	Specimen Stock Certificate		SB 2/A		4	6/25/2007

10	Consulting Agreement Contract		SB 2/A		10	6/25/2007

10	Non-Exclusive Agent Agreement		W/10QSB	9/30/2007	10(i)	11/13/2007

31	Certification of Larry Powalisz Pursuant to Section 302 of Sarbanes Oxley Act	X			31	3/26/2008

32	Certification of Larry Powalisz Pursuant to Section 906 of Sarbanes Oxley Act	X			32	3/26/2008

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2008.

LEGENDS BUSINESS GROUP, INC. REGISTRANT

By: /s/Larry Powalisz
Larry Powalisz
Chief Executive Officer and
Principal Accounting Officer