Form 10-Q
period 2008-06-30
LEGENDS BUSINESS GROUP INC
filed 2008-07-21
CIK 1382430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From April 1, 2008 To June 30, 2008

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
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of July 9, 2008 was $16,307,500.

32,615,000 shares of common stock were outstanding as of June 30, 2008.

LEGENDS BUSINESS GROUP
FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

BALANCE SHEET
JUNE 30, 2008
(Unaudited)

ASSETS
Current assets:
Cash	$108,284
Total current assets	108,284

Equipment, net of accumulated depreciation	4,291

Total assets	$112,575
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Notes payable - Line of Credit	$100,000
Advances from shareholder	2,671
Accrued salary	21,667
Total current liabilities	124,338

Stockholders' deficiency:
Preferred stock, $.0001 par value, authorized 100,000
shares; 45,000 issued and outstanding
as of June 30, 2008	5

Common stock, $.001 par value, authorized 500,000,000
shares; 32,615,000 issued and outstanding
as of June 30, 2008	32,615

Additional paid-in capital	7,728,880

Accumulated deficit during development stage	(7,773,263)
Total stockholders' deficiency	(11,763)
Total liabilities and stockholders' deficiency	$112,575

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

					For the Period March 2, 2006
	Three Months Ended		Six Months Ended	Six Months Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue:
Consulting and brokerage fees	$158,070	$-	$158,070	$-	$158,070
Agent agreement fees	6,898	-	7,535	-	7,535
Revenue from related party	2,000	6,000	8,000	12,000	48,000
	166,968	6,000	173,605	12,000	213,605

Cost of services:
Client marketing	150,414	-	150,414	-	150,414

Gross profit	16,554	6,000	23,191	12,000	63,191

Expenses:
General and administrative	38,032	5,665	41,225	14,519	7,820,271
Subcontractor	-	-	-	-	3,000
Depreciation	687	687	1,374	1,374	6,183
Consulting fee - officer	-	-	-	-	7,000

Total expenses	38,719	6,352	42,599	15,893	7,836,454
Net loss	$(22,165)	$(352)	$(19,408)	$(3,893)	$(7,773,263)

Weighted average number of common
shares outstanding, basic and fully diluted	32,615,000	77,615,000	32,615,000	77,615,000	75,278,682

Net loss per weighted share
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.10)

The accompanying notes are an integral of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period March 2, 2006
	Six Months Ended	Six Months Ended	(Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

Cash flows from operations
Net loss	$(19,408)	$(3,893)	$(7,773,263)

Adjustments to reconcile net loss to net cash
used for operating activities:
Depreciation	1,374	1,374	6,183
Accrued salary	21,667	-	21,667
Stock based compensation	-	-	7,750,000
Net cash provided by (used in) operating activities	3,633	(2,519)	4,587

Cash flows from investing activities

Purchase of equipment	-	-	(10,474)
Proceeds from sale of equipment	-	-	-
Net cash used in investing activities	-	-	(10,474)

Cash flows from financing activities

Issuance of common stock	-	-	11,500
Proceeds from notes payable - line of credit	100,000		100,000
Advances from shareholder	-	1,671	2,671
Net cash provided by financing activities	100,000	1,671	114,171

Net increase in cash	103,633	(848)	108,284
Cash, beginning of period	4,651	1,372	-

Cash, end of period	$108,284	$524	$108,284

Supplemental disclosures of non-cash investing
and financing activities:

Issuance of 32,500,000 shares of common stock for
consulting services	$-	$-	$3,250,000

Issuance of 45,000,000 shares of common stock for
compensation to founding shareholder (On May 29, 2008,
these 45,000,000 shares of common stock were exchanged
for 45,000 shares of preferred stock)	$-	$-	$4,500,000

The accompanying notes are an integral of the financial statements.

Note 1 – Organization and summary of significant accounting principles

Organization

Legends Business Group, Inc. (“the Company”) was organized March 2, 2006 (Date of Inception) under the laws of the State of Nevada. The Company has not commenced significant operations and, in accordance with Statement of Financial Accounting Standards No. 7 Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7”), the Company is considered a development stage Company.

The Company will provide consulting services to companies that may offer any or all of the following services: provide ISP (internet service provider), long distance provider, VOIP (Voice Over Internet Protocol) provider, and digital content providers, and such client companies will make their services available to small and medium size companies.  These clients will use an independent billing house to bill their monthly fees directly to their customers’ telephone bill.  The Company currently focuses on three stages of consulting with client businesses: billing, customer service and scripting. The Company has added new clients, whose businesses sell their products through Internet marketing, and bill through third party billing houses.  These businesses offer services that include email and identity theft protection.

Interim Reporting

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of American and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Revenue recognition

The Company provides consulting services (marketing, billing and script writing) to companies that perform services to largest telecommunications companies. The Company enters into contracts for one year payable monthly. Revenue is recognized as monthly billings are completed.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB Interpretation No. 48 may have on its results of operations or financial position.

Note 2 – Going concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred an accumulated net loss through the period ended June 30, 2008. The Company is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s future capital requirements will depend on many factors, including the success of the Company’s consulting and marketing services. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Furniture and Equipment

Furniture and equipment consists of the following categories at June 30, 2008:

Computers	$3,000
Software	7,474
10,474
Less accumulated depreciation	6,183
Total	$4,291

Depreciation expense for the six months ended June 30, 2008 totaled $1,374.

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

The Company did not pay any income taxes during the six months ended June 30, 2008.

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

In May 2008, the Company amended the articles to authorize 100,000 shares of Preferred Shares at $0.0001 par value. Contemporaneously, the Company issued 45,000 shares of Preferred Stock to the President and CEO in exchange for 45,000,000 shares of Common Stock. This reduced the Common shares outstanding from 77,615,000 to 32,615,000.

There have been no other issuances of common stock.

Note 6 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

The Company’s Chief Executive Officer has advanced the Company a total of $2,671 through June 30, 2008, primarily to fund startup expenses. These non-interest bearing advances are due on demand.

On March 31, 2006, the Company entered into a two year contract to provide consulting services for K&L International, a Company solely owned by our Chairman, CEO, and President. The contract, with a value of approximately $48,000, provides that the Company will receive $2,000 per month, which commenced April 2006. Through June 30, 2008, the Company has received $48,000 under the terms of the consulting contract. The contract ended in April 2008 and was not renewed. For the six month period ended June 30, 2008, the Company recorded $2,000 in revenue under the terms of this consulting contract.

In May 2008, the Company entered into an employment agreement with its President and CEO, which provides for an annual salary of $130,000. Through June 30, 2008, the Company has accrued a total of $21,667 for unpaid wages due under the terms of the employment agreement.

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

Note 9 – Agent agreements

On August 3, 2007 the Company signed an agreement with ILD Telecommunications, Inc., a provider of billings services, to locate and contract with customers to provide services.

On November 1, 2007 the Company signed an agreement with Billing Concepts, Inc., a provider of billings services, to locate and contract with customers to provide services.

On February 5, 2008 the Company signed an agreement with Payment one, Inc., a provider of billings services, to locate and contract with customers to provide services.

Note 10 – Consultant and Broker Agreements

In April 2008, the Company signed five consulting agreements to provide billing and customer services. In May 2008 they signed one additional Consulting agreement.

Also, in April 2008, the Company signed five broker agreements to provide marketing services; and, in May 2008, the Company signed one additional broker agreement.

Note 11 – Revolving Line of Credit

On April 17, 2008, the Company entered into a $500,000 Revolving Line of Credit (“Line of Credit”) with the Company’s Chairman, Chief Executive Officer, and principal shareholder (“Lender”). The note is payable within 12-months from the date of receipt of a demand for payment notice from the Lender. The Line of Credit bears interest at the rate of 12% per annum, computed on a monthly basis. At June 30, 2008, the balance due under the terms of the Line of Credit was $100,000. On July 2008, the Company borrowed an additional $50,000 under the terms of the Line of Credit.

Note 12 – Employee Leasing

In June 2008, the Company entered into an agreement with Oasis Outsourcing to lease employees. The initial agreement is for thirty days and renews automatically every thirty days until terminated by either party.

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

Our auditor has raised a concern regarding our ability to continue as a going concern. LGBS is in the development stage and we have generated limited revenues since our inception. We continue to incur operating expenses, legal and accounting expenses, consulting fees and operating expenses. These factors raise substantial doubt about our ability to continue as a going concern.

We have recently commenced our consulting business and have no significant operating history. Therefore, our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These include significant start-up expenses, obtaining and performing contracts with clients, hiring and retaining qualified personnel, and establishing a reputation in the industry. There is no assurance we will be able to enter into substantial arrangements with clients for our consulting business or that we can develop contracts on terms that will be favorable to us or at all. Moreover, even if we enter into any such arrangements, there is no assurance that such arrangements with clients will be profitable.

Mr. Larry Powalisz, our Chairman, CEO and President is the majority shareholder of LGBS stock.

Mr. Larry Powalisz, as our Chairman, CEO and President makes decisions for LGBS at his discretion and not as a result of compromise or vote by members of the board. Mr. Powalisz exerts control over the marketing, development and direction that the business will take.

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

BUSINESS OVERVIEW

We are a development stage company in the process of implementing our business plan. Our plan of operation for the next twelve months continues to be focused on growing revenues and expanding our client base. We will continue marketing our consulting services to small and medium sized businesses that are ISP (Internet Service Providers), Long Distance Providers, VOIP (Voice over Internet Protocol) Providers, and Digital Content Providers that rely on the services of third party billing clearinghouses; and to companies that make their sales through direct mailings and direct website sales. We are actively expanding our client base and marketing to additional businesses that we intend to offer our consulting services to. We have added new clients, which consist of businesses that sell their products through internet marketing, and bill through third party billing houses. These businesses offer services that include email and identity theft protection.

Our revenues are growing in conjunction with the expansion of our client base. We have expanded the suite of client services we offer to include customer specific growth marketing strategies directed at a strategically targeted select market demographic. We are currently in negotiations with two national and one international credit card payment service provider, to secure agent agreements, which would expand client payment offerings to include credit card and debit card billing methods in addition to LEC (Local Exchange Carrier) billing. If and when negotiations are completed we anticipate an increase in new customers that will offer credit card billing in addition to local exchange carrier billing.

We experienced growth throughout the first half of 2008, due to the implementation of our business plan. Revenues for the six months ended June 30, 2008 increased by approximately $161,000 to approximately $167,000. The increase revenues are due to the company’s offering of its consulting services and its service support platforms. Due to the expenses involved with growing our business, our net losses for the six months ended June 30, 2007 increased from approximately $350 to approximately $22,200 for the six months ended June 30, 2008.

As we continue to implement our business plan, we have anticipated a need to raise additional funds to enhance operations and transition the company through an expected period of growth. At this time we do not anticipate obtaining outside financing to fund operations, or to fund operations through common stock offerings, or to augment our working capital through stock offerings.

RECENT DEVELOPMENTS

We continue to utilize a secured revolving line of credit in the amount of $500,000 to augment our working capital, enhance operations and transition the company through the expected period of growth. Larry Powalisz, CEO of Legends Business Group, Inc. has made these funds available as part of a related party transaction. These loans, when utilized, are repayable 12 months from the date of demand for payment at the accrued interest rate of 12% annually. In April 2008, and July 2008 the company requested $100,000 and $50,000 respectively, from the revolving line of credit, to fund expansion. Demand for repayment has not yet been made.

On May 15, 2008, the company entered into an Employment Agreement with Larry Powalisz, Chief Executive Officer and President of the Company. The Agreement evidences that Mr. Powalisz has accepted the title and duties that accompany the position of President and Chief Executive Officer of the Company. The Agreement shall be in effect for a period of three years, commencing May 1, 2008 and expiring on May 1, 2011. During the term of the Agreement, Mr. Powalisz shall be paid at the annual rate of $130,000. Mr. Powalisz will participate in all general employee benefit plans and programs as they are made available.

On May 29, 2008 the company filed a Certificate of Amendment with the State of Nevada, which reflected that the Corporation shall be authorized to issue 100,000 (one hundred thousand) shares of $0.0001 par value Preferred Stock. On May 29, 2008, the company also filed a Certificate of Designation with the State of Nevada. The Certificate evidenced that Legends has authorized the establishment of Class A Preferred Stock in the amount of 100,000 (one hundred thousand) shares. The Class A Preferred shares shall be convertible to Common Stock at a ratio of 1/1,000 (one to one thousand) shares of Common Stock.

Contemporaneously with the authorization of the 100,000 (one hundred thousand) shares of Preferred Stock, 45,000,000 (forty five million) shares of common stock that were held by Larry Powalisz, President and CEO, were returned to the treasury of Legends Business Group, Inc. In exchange for the return of the 45,000,000 (forty five million) shares of Common Stock, the Corporation issued 45,000 (forty five thousand) shares of Preferred Stock. This transaction reduced the common stock shares outstanding from 77,615,000 (seventy seven million six hundred fifteen thousand) shares to 32,615,000 (thirty two million six hundred fifteen thousand) shares.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was approximately $108,300, as compared to approximately $500 at June 30, 2007. Our general and administrative expenses were approximately $39,000, compared to approximately $6,500 for the same period ending June 30, 2007. We expect our general and administrative expenses to increase as we continue to execute our business plan over the next 12 months.

We anticipate that our operational expenses will grow proportionately to increases in our customer base over the next 12 months. The expected increases in operational expenses will be directly attributed to marketing expenses associated with the development of new client companies, and the implementation of our business plan. We do not anticipate the purchase or sales of any significant equipment. If and when the anticipated growth occurs, we will hire additional employees. We do anticipate changes in our number of employees, as our business grows.

At this time we have not entered into any agreements with a sale and marketing entity to undertake marketing for us; however we are in negotiations to enter into a sale and marketing agreement. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditure may vary significantly depending upon our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from the sale of our consulting and marketing services to cover our operating expenses.

In light of the business environment in which we operate today, we do anticipate incurring operating losses for the short term. However, business environments and market conditions can be adversely affected by a multitude of economic indicators which remain out of our control.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2008, we generated revenues of approximately $167,000 and incurred a net loss of approximately $22,000.

The following table provides selected financial data about our company for the quarter ended June 30, 2008.

Balance Sheet Data	June 30, 2008
Cash	$108,284
Total assets	$112,575
Total liabilities	$124,338
Shareholders’ deficiency	$(11,763)

For the complete financial information, please see the enclosed financial statements and the accompanying notes.

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

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period covered by this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

There was no information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-145876, at the SEC website at www.sec.gov.

EXHIBITS SCHEDULES

(a)	Exhibits

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit Number	Date Filed

3(i)*	Articles of Incorporation dated March 3, 2006		SB 2/A		3(i)	6/25/2007

3(ii)*	Bylaws		SB 2/A		3(ii)	6/25/2007

4*	Specimen Stock Certificate		SB 2/A		4	6/25/2007

10*	Consulting Agreement Contract		SB 2/A		10	6/25/2007

10*	Non-Exclusive Agent Agreement		W/10QSB	9/30/2007	10(i)	11/13/2007

10*	Employment Agreement		8K		10	5/20/2008

3(i)	Amendment to Articles of Incorporation dated 5/28/2008	X	8K		3(i)	5/29/2008

31	Certification of Larry Powalisz Pursuant to Section 302 of Sarbanes Oxley Act	X			31	3/26/2008

32	Certification of Larry Powalisz Pursuant to Section 906 of Sarbanes Oxley Act	X			32	3/26/2008

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2008.

LEGENDS BUSINESS GROUP, INC. REGISTRANT

By: /s/Larry Powalisz
Larry Powalisz
Chief Executive Officer and
Principal Accounting Officer