Form 10-Q
period 2008-09-30
LEGENDS BUSINESS GROUP INC
filed 2008-11-14
CIK 1382430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From July 1, 2008 To September 30, 2008

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
Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of September 30, 2008 was $15,615,200.

32,615,000 shares of common stock were outstanding as of September 30, 2008.

LEGENDS BUSINESS GROUP
FORM 10-Q

INDEX

PAGE
PART I: FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (audited)	1

Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 and For the Period March 2, 2006 (Inception) to September 30, 2008.	2

Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 and For the Period March 2, 2006 (Inception) to September 30, 2008.	3

Notes to Financial Statements.	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4. Controls and Procedures.	15

PART II: OTHER INFORMATION	16

Item 1. Legal Proceedings.	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3. Defaults Upon Senior Securities.	16

Item 4. Submission of Matters to a Vote of Security Holders.	16

Item 5. Other Information.	17

Item 6. Exhibits.	17

SIGNATURES	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

BALANCE SHEET

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$137,111	$4,651
Accounts receivable	747,662	-

Total current assets	884,773	4,651

Equipment, net of accumulated depreciation	3,604	5,665

Total assets	$888,377	$10,316

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts Payable	$51,196	$-
Loan from shareholder	2,671	2,671
Customer deposit	25,000	-

Total current liabilities	78,867	2,671

Long term liabilities:
Line of credit shareholder	158,654	-
Accrued interest	625	-

Total long term liabilities	159,279	-

Stockholders' equity:
Preferred stock, $.0001 par value, authorized 100,000 shares; 45,000 issued and outstanding as of September, 2008	5	-
Common stock, $.001 par value, authorized 500,000,000 shares; 32,615,000 issued and outstanding as of September, 2008	32,615	77,615
Additional paid-in capital	7,728,880	7,683,885
Accumulated deficit during development stage	(7,111,269)	(7,753,855)

Total stockholders' equity	650,231	7,645

Total liabilities and stockholders' equity	$888,377	$10,316

The accompanying notes are an integral part of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
(Unaudited)

					For the Period
					March 2, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	September, 30		September, 30		September 30,
	2008	2007	2008	2007	2008

Revenues:
Consulting and brokerage fees	$1,670,568	$-	$1,945,968	$-	$1,945,968
Agent agreement fees	26,414	-	33,949	-	33,949
Revenue from related party	-	6,000	8,000	18,000	48,000
	1,696,982	6,000	1,987,917	18,000	2,027,917

Cost of services:
Client marketing	945,464	-	1,095,878	-	1,095,878
Leased employees	89,058	-	89,058	-	89,058
	1,034,522	-	1,184,936	-	1,184,936

Gross Profit	662,460	6,000	802,981	18,000	842,981

Expenses:
General and administrative	117,789	4,239	158,334	18,758	7,937,380
Subcontractor	-	-	-	-	3,000
Depreciation	687	687	2,061	2,061	6,870
Consulting fee - officer	-	-	-	-	7,000

Total expenses	118,476	4,926	160,395	20,819	7,954,250

Net income(loss)	$543,984	$1,074	$642,586	$(2,819)	$(7,111,269)

Weighted average number of common shares outstanding, basic and fully diluted	32,615,000	77,615,000	32,615,000	77,615,000	30,506,374

Net income(loss) per weighted share basic and fully diluted	$0.02	$0.00	$0.02	$(0.00)	$(0.23)

The accompanying notes are an integral part of the financial statements.

LEGENDS BUSINESS GROUP, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
			March 2, 2006
	Nine Months Ended	Nine Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATIONS
Net loss	$642,586	$(2,819)	$(7,111,269)
Adjustments to reconcile net loss to net cash used for operating activities:
Accounts receivable	(747,662)	-	(747,662)
Customer deposit	25,000	-	25,000
Depreciation	2,061	2,061	6,870
Accounts payable	51,196	-	51,196
Accrued interest	625	-	625
Stock based compensation	-	-	7,750,000

NET CASH USED FOR OPERATING ACTIVITIES	(26,194)	(758)	(25,240)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	-	-	(10,474)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(10,474)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	-	-	11,500
Proceeds from notes payable-Line of credit	158,654	-	158,654
Proceeds from shareholder loan	-	1,671	2,671

NET CASH PROVIDED BY FINANCING ACTIVITIES	158,654	1,671	172,825

Net increase in cash	132,460	913	137,111
Cash, beginning of period	4,651	1,372	-

Cash, end of period	$137,111	$2,285	$137,111

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 32,500,000 shares of common stock for consulting services	$3,250,000	$3,250,000	$3,250,000
Issuance of 45,000,000 shares of common stock for compensation to founding shareholder(commons shares exchanged for 45,000 shares of preferred shares)	$4,500,000	$4,500,000	$4,500,000

The accompanying notes are an integral part of the financial statements.

LEGENDS BUSINESS GROUP, INC.

(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

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

Interim Reporting

The accompanying unaudited interim financial statements of Legends Business Group, Inc. (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of American and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 2 – Going concern

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred an accumulated net loss through the period ended September 30, 2008. The Company is currently in the development stage and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company’s future capital requirements will depend on many factors, including the success of the Company’s consulting and marketing services. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 3 – Furniture and Equipment

Furniture and equipment consists of the following categories at September 30, 2008:

Computers	$3,000
Software	7,474
10,474
Less accumulated depreciation	6,870
Total	$3,604

Depreciation expense for the nine months ended September 30, 2008 totaled $2,061.

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

The company did not pay any income taxes during the nine months ended September 30, 2008.

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

Note 7 – Related party transactions

Amounts due to the company’s chief executive officer totaled $161,950 at September 30, 2008. These amounts primarily represent loans to pay company expenses.

On March 31, 2006, the Company entered into a two-year contract to provide consulting services for K&L International, a company solely owned by our Chairman, CEO, and President. The contract, with a value of approximately $48,000, provides that the Company will receive $2,000 per month, which commenced April 2006. Through June 30, 2008, the Company has received $48,000 under the terms of the consulting contract. The contract ended in April 2008 and was not renewed.

The $2,000 revenue reported for the nine months ended September 30, 2008 represents revenue from consulting services provided based on the above two-year contract.

In May 2008, the Company entered into an employment agreement with its President and CEO. The Company agreed to pay an annual salary of $130,000.

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

Note 10 – Consultant and Broker Agreements

In April 2008 the Company signed five consulting agreements to provide billing and customer services. In May 2008 they signed one additional Consulting agreement.

Additionally in April they signed five broker agreements to provide marketing services. In May 2008 they signed one additional broker agreement.

Note 11 – Revolving Line of Credit

On April 17, 2008, the Company entered into a $500,000 Revolving Line of Credit (“Line of Credit”) with the Company’s Chairman, Chief Executive Officer, and principal shareholder (“Lender”). The note is payable within 12-months from the date of receipt of a demand for payment notice from the Lender. The Line of Credit bears interest at the rate of 12% per annum, computed on a monthly basis. At September 30, 2008, the balance due under the terms of the Line of Credit was $159,279, including accrued interest of $625.

Note 12 – Employee Leasing

In June 2008, the Company entered into an agreement with Oasis Outsourcing to lease employees. The initial agreement is for thirty days and renews automatically every thirty days until terminated by either party.

Note 13 – Subsequent Events

In October 2008 the Company sign a lease agreement with company owned by its majority shareholder for the use of the premises. The agreement also includes the payment of utilities, telephone, long distance and taxes on the building. The lease is retroactive to July 1, 2008.

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

Our auditor has raised a concern regarding our ability to continue as a going concern. LGBS is in the development stage and we have generated limited revenues since our inception. Until recently our source of funds had been the sale of our common stock and limited revenue generated from sales of our services to a related party company, K&L International Enterprises Inc. (hereinafter K&L), which is also owned by Larry Powalisz, the Chairman, CEO and President of Legends Business Group. We are beginning to generate revenues from our business operations and at the same time we continue to incur operating expenses, legal and accounting expenses, consulting fees and promotional expenses. These factors raise doubts about our ability to continue as a going concern.

Our business and future prospects are difficult to evaluate. You should consider the challenges, risks and uncertainties frequently encountered by early-stage companies using new and unproven business models in rapidly evolving markets. These include significant start-up expenses, obtaining and performing contracts with clients, hiring and retaining qualified personnel, and establishing a reputation in the industry. There is no assurance we will be able to continue to enter into substantial arrangements with clients for our consulting business or that we can develop sufficient contracts on terms that will be favorable to us or at all. Moreover, even if we enter into any such arrangements, there is no assurance that such arrangements with clients will be profitable.

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

BUSINESS

Item 2.  Managements Discussion and Analysis of Financial Condition and Results of Operations.

We are an emerging development stage company entering a period of growth. Our plan of operation for the next twelve months continues to be focused on growing revenues and expanding our client base. We will continue marketing our consulting services to businesses that are ISP (Internet Service Providers), Long Distance Providers, VOIP (Voice over Internet Protocol) Providers, and Digital Content Providers that rely on the services of third party billing clearinghouses; and to companies that make their sales through direct mailings and direct website sales. We are actively expanding our client base of businesses to which we offer our consulting services.

Our revenues are growing in conjunction with the expansion of our client base. We have expanded the suite of client services we offer to include customer specific growth marketing strategies directed at a strategically targeted select market demographic. We have agent agreements with two national credit card payment service providers and will begin market testing of credit card services through one of our client customers before the end of 2008. When market testing is complete, the company expects to roll out its credit card services through five additional client customers. Once the credit card services offerings are launched in their entirety, we anticipate up to a twenty-five percent increase in new customers who offer credit card billing services. These billing methods are in addition to the LEC (Local Exchange Carrier) billing services we currently provide. We are continuing negotiations with one international credit card service provider.

We had greater than anticipated growth throughout the first nine months of 2008 operations. Revenues for the nine months ended September 30, 2008 are approximately $1,990,000, as compared to the same nine month period ended September 30, 2007, which were $18,000. Revenues for the quarter ended September 30, 2008 were approximately $1,700,000, which reflects an increase of approximately $1,500,000 from the quarter ended June 30, 2008. The increased revenues are due to the companies continued success in the area of consulting services, our service support platforms and the strong growth of our client companies. We are actively implementing our business plan at this time.

As we continue to successfully implement our business plan, we have anticipated a need to raise additional funds to enhance operations and transition the company through an expected period of growth. At this time we do not anticipate obtaining additional financing to fund operations through common stock offerings, or to obtain additional financing to the extent necessary to augment our working capital through stock offerings.

RECENT DEVELOPMENTS

Due to increases in both our client customers and their sales, we have completed negotiations with a third party customer support center in the Philippines to expand our existing internal customer contact service center. The expansion has allowed for the blending of offshore and internal localized customer service operators in order to maintain superior service levels and utilize staffing flexibility for better handling of higher call volumes during peak traffic times.

The availability of a secured revolving line of credit in the amount of $500,000 (five hundred thousand dollars) to augment our working capital, enhance operations and transition the corporation through the expected period of growth continues to remain available to us. Larry Powalisz, CEO of Legends Business Group, Inc. has made these funds available as a related party transaction. These funds, when utilized, will be in the form of loans repayable 12 months from the date of demand for payment at the accrued interest rate of 12% annually. In April 2008, and July 2008 the company requested $100,000 and $50,000 respectively. The company requested $200,000 in August 2008, also from the revolving line of credit, to fund expansion.

On May 15, 2008, the company entered an Employment Agreement with Larry Powalisz, Chief Executive Officer and President of the Corporation. The Agreement evidenced that Mr. Powalisz had accepted the title and duties that accompany the position of President and Chief Executive Officer of the Corporation. The Agreement was for a period of three years, commencing May 1, 2008 and expiring on May 1, 2011. During the term of the Agreement, Mr. Powalisz shall be paid at the annual rate of $130,000 (one hundred thirty thousand dollars). The Agreement provides that Mr. Powalisz be allowed to participate in all general employee benefit plans and programs as soon as they are made available. For the first several months of the agreement Mr. Powalisz’s salary was accrued as salary expense. As of the date of this quarterly report all company accrued debt has been repaid, and the salary is now paid as a normal operating expense.

On May 29, 2008 the company filed a Certificate of Amendment with the State of Nevada, which reflected that the Corporation shall be authorized to issue 100,000 (one hundred thousand) shares of $0.0001 par value Preferred Stock. Also on May 29, 2008, the company filed a Certificate of Designation with the State of Nevada. The Certificate evidenced that Legends has authorized the establishment of Class A Preferred Stock in the amount of 100,000 (one hundred thousand) shares. The Class A Preferred shares shall be convertible to Common Stock at a ratio of 1/1,000 (one thousand) shares of Common Stock.

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

The Corporation has signed a long-term lease agreement for the office space it currently occupies at 1375 Semoran Blvd., in Casselberry, Florida. Negotiations for the long term lease agreement extending occupancy of the Corporations current space was finalized and effective October 15, 2008.

The corporation has occupied the offices owned by Mr. Larry Powalisz, its President and CEO. Mr. Powalisz had not received any compensation for the use of his offices during the start-up, development and growth periods of the company.

The lease agreement is a net/net/net lease for a period of five years and provides options to renew for two additional five-year terms. The agreement commits LGBS to up to 15 years of occupancy as well as an additional 1,500 square foot of a planned 4,500 square foot expansion of the current facilities, which will be built to suit the company. Legend’s has optioned the right of first refusal on the remaining square footage of the facility in anticipation of its continued growth.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance for the quarter ended September 30, 2008 was approximately $137,000 as compared to approximately $2,300 or the same period ended September 30, 2007. Our general and administrative expenses were approximately $118,000 compare to approximately $4,200 or the same period ending September 30, 2007. We expect our general and administrative expenses to increase proportionately with our growth over the next 12 months.

We anticipate that our operational expenses will grow proportionately to increases in our customer base over the next 12 months. The expected increases in operational expenses will be directly attributed to marketing expenses associated with the development of new client companies. We do not anticipate the purchase or sale of any significant equipment. If and when the anticipated growth occurs, we will need to hire additional employees. We do not anticipate significant changes in our number of employees.

At this time we are looking to enter into agreements or negotiations with a sales and marketing entity to undertake marketing for our client companies. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any expenditure may vary significantly depending upon our progress with the execution of our business plan.

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

In light of the business environment in which we operate today, we do not anticipate incurring operating losses in the foreseeable future. However, business environments and market conditions can be adversely affected by a multitude of economic indicators, which remain out of our control.

RESULTS OF OPERATIONS

We have generated revenues of $1,696,982 for the quarter ended September 30, 2008 and have incurred a total of $118,476 of expenses for the same period.

For the complete financial information, please see the enclosed financial statements and the accompanying notes.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, as defined by Rule 229,10(f)(1), Legends Business Group, Inc. is not required to provide Quantitative and Qualitative disclosures about market risk.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of Management, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer/Principal Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in reporting information required to be disclosed within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting. Our company's internal control over financial reporting is a process, under the supervision of Management designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that there was no material weakness in our internal controls over financial reporting, and accordingly, our controls are effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-140666t the SEC website at www.sec.gov:

EXHIBITS SCHEDULES

(a)	Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit Number	Date Filed

3(i)*	Articles of Incorporation dated March 3, 2006		SB 2/A		3(i)	6/25/2007

3(ii)*	Bylaws		SB 2/A		3(ii)	6/25/2007

3(i)*	Amendment to Articles of Incorporation dated 7/18/2008		8K		3(i)	7/18/2008

4*	Specimen Stock Certificate		SB 2/A		4	6/25/2007

10*	Consulting Agreement Contract		SB 2/A		10	6/25/2007

10*	Non-Exclusive Agent Agreement		W/10QSB	9/30/2007	10(i)	11/13/2007

10*	Employment Agreement	8K	10	5/20/2008

31	Certification of Larry Powalisz Pursuant to Section 302 of Sarbanes Oxley Act	X	31	3/26/2008

32	Certification of Larry Powalisz Pursuant to Section 906 of Sarbanes Oxley Act	X	32	3/26/2008

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2008.

LEGENDS BUSINESS GROUP, INC. REGISTRANT

By: /s/Larry Powalisz
Larry Powalisz
Chief Executive Officer and
Principal Accounting Officer