Form 10-Q/A
period 2007-06-30
LEGENDS BUSINESS GROUP INC
filed 2013-12-19
CIK 1382430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB/A

Amendment No. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 33-140666

LEGENDS BUSINESS GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4465282
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12555 Biscayne Blvd #722 Miami, FL 33181

 (Address of principal executive offices)

562-453-7643

(Issuer’s telephone number)

Copies of Communications to:

Legal Counsel Vic Devlaeminck PC
10013 N.E. Hazel Dell Avenue
Suite 317 Vancouver, WA, 98685
(360) 993-0201

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No  [X]

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2007, was 77,615,000 shares.

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report of Legends Business Group, Inc. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on August 03, 2007 (the “Original Filing”), is being filed solely to correct an inadvertent and incorrect indication on page 1 that the company was a shell company (as defined in Rule 12b-2 of the Exchange Act).  It was not and that box on page 1 is properly checked here..

Except as expressly provided above, this Amendment No. 1 on Form 10-QSB/A speaks as of the date of the Original Filing, and no other information in the Original Filing is amended hereby. The Company has not updated the disclosures contained in any item thereof to speak as of a later date. All information contained in this Amendment No. 1 on Form 10-QSB/A is subject to updating and supplementing as provided in the Company's reports filed with the SEC subsequent to the date on which the Original Report was filed.

1A

 LEGENDS BUSINESS GROUP, INC.

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

Revenue recognition

The company provides consulting services (marketing, billing and script writing) to companies that perform services to large telecommunications companies. The company enters into contracts for one year payable monthly. Revenue is recognized as monthly billings are completed.

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

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/13/07

3.1(ii)	Bylaws of Legends Business Group, Inc.		SB-2		3.1(ii)	02/13/07

31.1	Certification of Bill Schaefer pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Bill Schaefer pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS BUSINESS GROUP, INC.

(Registrant)

Date: December 19, 2013

By: /s/ Bill Schaefer

Bill Schaefer, President and CEO

Legends Business Group, Inc.