Form 10-Q/A
period 2007-09-30
LEGENDS BUSINESS GROUP INC
filed 2013-12-19
CIK 1382430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

 Amendment No. 1

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no sales of equity securities in the third quarter of 2007.

Item 3.	Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Security Holders

There have been no submissions of matters to a vote of security holders.

Item 5.	Other Information

None.

Item 6.	Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/13/07
3.1(ii)	Bylaws of Legends Business Group, Inc.		SB-2		3.1(ii)	02/13/07
10.1	Contract with ILD Telecommunications, Inc.		10-Q	09/30/07		11/13/07
31.1	Certification of Bill Schaefer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Bill Schaefer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENDS BUSINESS GROUP, INC.

(Registrant)

By:	/s/ Bill Schaefer
Bill Schaefer, President and CEO
Legends Business Group, Inc.

Date: December 19, 2013