Form 10-Q/A
period 2008-03-31
LEGENDS BUSINESS GROUP INC
filed 2013-12-19
CIK 1382430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the period covered by this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION.

There was no additional information required to be disclosed on Form 8-K during the period covered by this report.

ITEM 6.	EXHIBITS.

EXHIBITS SCHEDULES

	(a) Exhibits
			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit Number	Date Filed

3(i)	Articles of Incorporation dated March 3, 2006		SB 2/A		3(i)	6/25/2007

3(ii)	Bylaws		SB 2/A		3(ii)	6/25/2007

4	Specimen Stock Certificate		SB 2/A		4	6/25/2007

10	Consulting Agreement Contract		SB 2/A		10	6/25/2007

10	Non-Exclusive Agent Agreement		W/10QSB	9/30/2007	10(i)	11/13/2007

31.1	Certification of Bill Schaefer Pursuant to Section 302 of Sarbanes Oxley Act	X			31

32.1	Certification of Bill Schaefer Pursuant to Section 906 of Sarbanes Oxley Act	X			32

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2013

LEGENDS BUSINESS GROUP, INC. REGISTRANT

By: /s/Bill Schaefer
Bill Schaefer
Chief Executive Officer and
Principal Accounting Officer