Form 10-Q/A
period 2008-06-30
LEGENDS BUSINESS GROUP INC
filed 2013-12-19
CIK 1382430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From April 1, 2008 To June 30, 2008

LEGENDS BUSINESS GROUP, INC.
(Name of small business issuer in its charter)

Nevada	33-140666	20-4465282
(State or Jurisdiction of Incorporation or organization)	Commission File Number	(I.R.S. Employer Identification No.)

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

Yes [] No [X]

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

INDEX

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

Estimated useful lives range as follows:

Years

Furniture and equipment	3-5

Computer hardware	3

Vehicles	5

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

EXHIBITS SCHEDULES

(a)	Exhibits

Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit Number	Date Filed

3(i)*	Articles of Incorporation dated March 3, 2006		SB 2/A		3(i)	6/25/2007

3(ii)*	Bylaws		SB 2/A		3(ii)	6/25/2007

4*	Specimen Stock Certificate		SB 2/A		4	6/25/2007

10*	Consulting Agreement Contract		SB 2/A		10	6/25/2007

10*	Non-Exclusive Agent Agreement		W/10QSB	9/30/2007	10(i)	11/13/2007

10*	Employment Agreement		8K		10	5/20/2008

3(i)	Amendment to Articles of Incorporation dated 5/28/2008		8K		3(i)	5/29/2008

31	Certification of Bill Schaefer Pursuant to Section 302 of Sarbanes Oxley Act	X			31

32	Certification of Bill Schaefer Pursuant to Section 906 of Sarbanes Oxley Act	X			32

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 19, 2013.

LEGENDS BUSINESS GROUP, INC. REGISTRANT

By: /s/Bill Schaefer
Bill Schaefer
Chief Executive Officer and
Principal Accounting Officer