Form 10-Q/A
period 2008-09-30
LEGENDS BUSINESS GROUP INC
filed 2013-12-19
CIK 1382430

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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